Form 10-K405
period 1997-12-31
CONTIMORTGAGE HOME EQUITY TRUST 1997-5
filed 1998-03-31
CIK 1050927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________.

                        Commission File number 33-319427

                   ContiMortgage Home Equity Loan Trust 1997-5
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                           16-1541656
                                                           16-1541652
           New York                                        16-1541654
-------------------------------                        -------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                          14240-2599
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (716)   842-5589
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:

       None                                              None
-------------------                   -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-5
                                      INDEX

                                                                         Page

PART I ..................................................................  3
   ITEM 1  - Business ...................................................  3
   ITEM 2  - Properties .................................................  3
   ITEM 3  - Legal Proceedings ..........................................  3
   ITEM 4  - Submission of Matters to a Vote of Security Holders ........  3


PART II .................................................................  3
   ITEM 5  - Market for Registrant's Common Stock and
             Related Stockholder Matters ................................  3
   ITEM 6  - Selected Financial Data ....................................  3
   ITEM 7  - Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............  4
   ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk..  4
   ITEM 8  - Financial Statements and Supplementary Data ................  4
   ITEM 9  - Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure .....................  4

PART III ................................................................  4
   ITEM 10 - Directors and Executive Officers of the Registrant .........  4
   ITEM 11 - Executive Compensation .....................................  4
   ITEM 12 - Security Ownership of Certain Beneficial
             Owners and Management ......................................  4
   ITEM 13 - Certain Relationships and Related Transactions ............. 11

PART IV ................................................................. 11
   ITEM 14 - Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ........................................ 11

SIGNATURES .............................................................. 12
INDEX TO EXHIBITS ....................................................... 13

                                     PART I

ITEM 1 - Business

      Not Applicable.

ITEM 2 - Properties

      Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1997-5 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated December 1, 1997, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholder Matters

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class A-10 Certificate, Class A-11IO Certificates and Class B Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 6, 1998, there were 5 holders of the Class A-1 Certificates, 1 holder of the Class A-2 Certificates, 7 holders of the Class A-3 Certificates, 11 holders of the Class A-4 Certificates, 3 holders of the Class A-5 Certificates, 8 holders of the Class A-6 Certificates, 8 holders of the Class A-7 Certificates, 5 holders of the Class A-8 Certificate, 4 holders of the Class A-9 Certificates, 9 holders of the Class A-10 Certificates, 6 holders of the Class A-11IO Certificates, and 3 holders of the Class B Certificates.


ITEM 6 - Selected Financial Data

      Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not applicable.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1997 was $294,623.

ITEM 9 - Changes in and Disagreements with Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 - Directors and Executive Officers of the Registrant

      Not applicable.

ITEM 11 - Executive Compensation

      Not applicable.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                         Amount Owned
          Name and Address                  All Dollar Amounts Are in Thousands
          ----------------                  -----------------------------------

                                                   Principal             Percent
                                                   ---------             -------

Class A-1 Certificates

Corestates Bank, N.A.                                 $8,500               8.23%
P.O. Box 7618 F.C. #1-9-21
Philadelphia, PA  19106-7618

PNC Bank, National Association                         7,840               7.59
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

SSB
Global Corp Action Dept. JAB5W                        77,000              74.51
P.P Box 1631
Boston, MA  02105-1631


Class A-2 Certificates (floating)

Depository Trust company                           $675,000             100.00%
Nominee - CEDE & Co.
55 Water Street
New York, NY 10041


Class A-3 Certificates

American Express Trust Company                        $5,000               7.94%
1200 Northstar West
Minneapolis, MN  55440

Chase Manhattan Bank                                  38,500              61.11
4 New York Plaza
13th Floor
New York, NY 10004

Corestates Bank, N.A.                                  8,000              12.70
P.O. Box 7618 F.C. #1-9-21
Philadelphia, PA  19106-7618

SSB                                                    5,050               8.02
Global Corp Action Dept. JAB5W
P.P Box 1631
Boston, MA  02105-1631

Union Bank of California, N.A.                         5,425               8.61
Safekeeping Department
475 Sansome Street, 11th Floor
San Francisco, CA  94145


Class A-4 Certificates

Bankers Trust Company                                 $8,025               5.73%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank/Chemical                         73,500              52.50
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

PNC Bank, N.A./ Pittsburgh                            36,500              26.07
One PNC Plaza, 9th Floor
249 5th Avenue
Pittsburgh, PA  15222-7707


Class A-5 Certificates

Bank of New York                                     $24,000              60.00%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                  6,000              15.00
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank                                  10,000              25.00
4 New York Plaza
13th Floor
New York, NY  10004

Class A-6 Certificates

Bank of New York                                     $19,200              16.62%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                 17,610              15.24
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank
4 New York Plaza, 13th Floor                          28,000              24.23
New York, NY  10004

Chase Manhattan /Salomon                              10,000               8.66
4 New York Plaza-21st Floor
New York, NY 10004

Morgan Stanley & Co. Incorporated                     23,540              20.37
One Pierrepont Plaza, 7th floor
Brooklyn, NY  11201

SSB-Custodian                                         11,890              10.29
Global Corp Action Dept. JAB5W
P.O. Box 1631
Boston, MA  02105-1631


Class A-7 Certificates

Bank of New York                                     $35,000              26.92%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                 60,000              46.15
C/O Mellon Bank, N.A.
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA  15259

Northwest Bank Minnesota, National Ass.               10,000               7.69
733 Marquette Avenue
Minneapolis, MN  55479-0056

Northern Trust Company                                 8,500               6.54
801 S. Canal  C-IN
Chicago, IL  60607

Class A-8 Certificates

Bankers Trust Company
c/o BT Services Tennessee, Inc.                      $20,000              18.26%
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY  10004                                   10,000               9.13

Chase Manhattan Bank/Chemical
4 New York Plaza, 13th Floor
New York, NY  10004                                   23,000              21.00

French American Banking Corporation
200 Liberty Street, 20th Floor
New York, NY 10281                                    20,000              18.26

Republic National Bank of New York
Investment
Account                                               36,520              33.35
One Hanson Place, Lower Level
Brooklyn, NY  11243


Class A-9 Certificates

Bank of New York                                     $18,605              52.25%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank/Broker & Dealer                  15,000              42.13
Clearance Department
4 New York Plaza, 21st Floor
New York, NY  10015


Class B Certificates

First Union National Bank                            $25,000              47.06%
401 South Tryon Street
TR OPSCMG NC 1151
Charlotte, NC  28288

Northern Trust Company                                26,120              49.17
801 S. Canal C-In
Chicago, IL  60607


Class A-10 Certificate

Bank of New York                                     $22,000              11.29%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company                                 10,000               5.13
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Harris Trust & Savings Bank                           10,000               5.13
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL  60603

Merrill Lynch, Pierce Fenner & Smith                  94,975              48.74
Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

Merrill Lynch, Pierce, Fenner & Smith, Inc.           18,400               9.44
Debt Securities
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855
                                                      28,000              14.37
Morgan Stanley Trust Company
Investor Communications Services
51 Mercedes Way
Edgewood, NY  11717


Class A-11-IO Certificates

                                                     $27,466(1)           17.66%
Citibank, N.A.
PO. Box 30576
Tampa, FL  33630-3576
                                                      11,137(1)            7.16
Corestates Bank, N.A.
P.O. Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106-7618

(1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

Firstar Trust Company                              44,548(1)              28.64
777 E. Wisconsin Avenue
Milwaukee, WI  53202

SSB-Custodian                                      61,253(1)              39.38
Global Corp Action Dept JAB5W
Boston, MA  02105-1631

(1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 - Certain Relationships and Related Transactions

      None

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1. Financial Statements:

         Not applicable.

      2. Financial Statement Schedules:

         Not applicable.

      3. Exhibits:

              Exhibit No.                            Description
              -----------                            -----------

                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.

(b)   Reports on Form 8-K.

1 report on Form 8-K has been filed by the Issuer during the period covered by this report.


                                        Items Reported/Financial
Date of Report on Form 8-K                         Statements Filed
January 15, 1998                        Trustee's Monthly Report for the
                                        December Monthly Period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By:   CONTISECURITIES ASSET FUNDING CORP.,
                                    AS DEPOSITOR


                                    By:   /s/ Peter Abeles
                                          ----------------------
                                    Name:  Peter Abeles
                                    Title: President


                                    By:   /s/ Robert Riedl
                                          ----------------------
                                    Name:  Robert Riedl
                                    Title: Vice President, Secretary & Treasurer

Date:  March 31, 1998

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


              Exhibit No.                           Description

                 99.1                   Statement of Compliance of the Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly Trustee's
                                        Statement.